Form 10-Q
period 2010-12-31
Plato Star Acquisition Corp 1
filed 2011-02-15
CIK 1504877

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54177

Plato Star Acquisition Corp. 1
(Exact name of registrant as specified in its charter)

Delaware	27–3828450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

745 E. Valley Blvd. #326, San Gabriel, CA 91776
 (Address of principal executive offices)

(626) 589-6866
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of February 15, 2011.

PLATO STAR ACQUISITION CORP. 1

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2010 (Unaudited) and September 30, 2010	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2010 and the Period from February 19, 2010 (Inception) to December 31, 2010	3

	Statements of Stockholders’ Deficit from February 19, 2010 (Inception) to December 31, 2010 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2010 and the Period from February 19, 2010 (Inception) to December 31, 2010	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended December 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on November 9, 2010.

PLATO STAR ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	September 30,
	2010 (Unaudited)	2010

ASSETS
Current assets
Prepaid expenses	$-	$5,000
Total assets	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,368	$750
Total current liabilities	8,368	750

Long Term Liabilities
Advances from Related Party	11,441	10,802
Total liabilities	19,809	11,552

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(20,559)	(7,302)
Total stockholders' deficit	(19,809)	(6,552)
Total liabilities and stockholders’ deficit	$-	$5,000

The accompany notes are an integral part of these financial statements.

PLATO STAR ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	February 19, 2010
	ended	(Inception)
	December 31	Through
	2010	December 31, 2010

Expenses
Filing fee	$844	$1,246
Accounting Fees	-	1,900
Agent Fees	99	99
Tax Expense	439	439
Legal Fees	11,875	16,875
Net loss	$13,257	$20,559

Net loss per share:
Loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	7,500,000	7,500,000

The accompany notes are an integral part of these financial statements.

PLATO STAR ACQUISITION CORP. 1 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From February 19, 2010 (Inception) to December 31, 2010

			Accumulated Deficit
	Common Stock		During the
	Shares	Amount	Development Stage	Total

Founder Shares	7,500,000	$750	$-	$750
Net loss for the period	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss for the period	-	-	(13,257)	(13,257)
Balance, December 31, 2010	7,500,000	$750	$(20,559)	$(19,809)

The accompany notes are an integral part of these financial statements.

PLATO STAR ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		February 19,
	Three Months	2010
	Ended	(Inception) to
	December 31	December 31
	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,257)	$(20,559)
Adjustment to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
Decrease in prepaid expenses	5,000	-
Increase in accounts payable	7,618	8,368
Net cash used in operating activities	(639)	(12,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	750
Net Advances from related party	639	11,441
Net cash provided by financing activities	639	12,191

NET CHANGE IN CASH AND EQUIVALENTS	-	-
CASH AT BEGINNING OF THE PERIOD	-	-
CASH AT END OF THE PERIOD	$-	$-

The accompany notes are an integral part of these financial statements.

PLATO STAR ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Plato Star Acquisition Corp. 1 (“The Company”) was organized on February 19th, 2010 as a Delaware corporation with fiscal year ending September 30.  The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

Interim financial statements

The accompanying unaudited interim financial statements Plato Star Acquisition Corp. 1, USA have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2010, as reported in Form 10, have been omitted.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities

The Company is presently in the development stage with no revenue. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those arising from the development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities reported pursuant to FASB Accounting Standards Codification (“ASC”) 915-10-05, Development Stage Entities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

PLATO STAR ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued and Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The Company does not expect the adoption of the guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them.  For public entities, this guidance is effective for the first interim or annual reporting period ending after December 15, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010. The Company does not expect the adoption of the guidance will have a material impact on its financial position, results of operations, or cash flows.

PLATO STAR ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has incurred accumulated loss since inception of $20,559.  The Company has negative working capital of $8,368 which is not sufficient to finance its business plan for the next twelve months.  Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan.  As of December 31, 2010, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4-COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.

As of December 31, 2010, the Company issued 7,500,000 common shares for $750 at par value of $0.0001. Total proceeds were used to pay advances from related party.

NOTE 5 – RELATED PARTY

One of the Company’s shareholders advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Plato Star Acquisition Corp. 1 (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on February 19, 2010 (Inception) and maintains its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 became effective, our sole officer and directors have not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

Company had no assets as of December 31, 2010.  This compares with assets of $5,000 comprised exclusively of prepaid legal expenses as of September 30, 2010. As of December 31, 2010, the Company had current liabilities equal to $8,368, comprised exclusively of accounts payable. This compares with current liabilities of $750, comprised exclusively of accounts payable, as of September 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2010 and the period from February 19, 2010 (Inception) to December 31, 2010:

	Three Months Ended December 31, 2010	For the Cumulative Period from February 19, 2010 (Inception) to December 31, 2010
Net Cash (Used in) Operating Activities	$(639)	$(12,191)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$639	$12,191
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2010, the Company had a net loss of $13,257, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 on November 9, 2010.

For the period February 19, 2010 (Inception) to December 31, 2010, the Company had a net loss of $20,559 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 on November 9, 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 9, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATO STAR ACQUISITION CORP. 1

Dated: February 15, 2011	By:	/s/ Chi Wu
Chi Wu
President