Form 10-Q
period 2011-06-30
China Renewable Construction Materials Inc.
filed 2011-08-22
CIK 1504877

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 22, 2011.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2011 (Unaudited) and September 30, 2010	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended June 30, 2011 and 2010 and the Cumulative Period from February 19, 2010 (Inception) to June 30, 2011	3

	Statement of Stockholders’ Equity from February 19, 2010 (Inception) to June 30, 2011 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2011 and 2010 and the Cumulative Period from February 19, 2010 (Inception) to June 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		15

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

The results for the period ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on November 9, 2010.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2011 (Unaudited)	2010

ASSETS
Current assets
Prepaid expenses	$-	$5,000
Total assets	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$8,413	$750
Total current liabilities	8,413	750

Long term liabilities
Advances from related party	22,921	10,802
Total liabilities	31,334	11,552

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(32,084)	(7,302)
Total stockholders' deficit	(31,334)	(6,552)
Total liabilities and stockholders’ deficit	$-	$5,000

The accompanying notes are an integral part of these financial statements.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					February 19,
					2010
	Three months ended		Nine months ended		(Inception)
					through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Expenses
Filing fee	$1,987	$-	$2,831	$402	$3,233
Accounting fees	538	400	788	400	2,688
Agent fees	-	-	99	-	99
Tax expense	-	-	439	-	439
Legal fees	1,875	-	20,625	5,000	25,625
Net loss	$4,400	$400	$24,782	$5,802	$32,084

Loss per share-basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 19, 2010 (Inception) to June 30, 2011
(Unaudited)

			Accumulated
			Deficit
			during the
	Common Shares		Development
	Number	Amount	Stage	Total

Founder Shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(24,782)	(24,782)
Balance, June 30, 2011	7,500,000	$750	$(32,084)	$(31,334)

The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		February 19, 2010 (Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,782)	$(5,802)	$(32,084)
Change in operating assets and liabilities:			-
Prepaid expenses	5,000	(5,000)	-
Accounts payable	7,663	-	8,413
Net cash used by operating activities	(12,119)	(10,802)	(23,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	750	750
Net advances from related party	12,119	10,052	22,921
Net cash provided by financing activities	12,119	10,802	23,671

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

CBC Acquisition Corp. 1 (“The Company”) was organized on February 19, 2010 as a Delaware corporation. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

 Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending September 30, 2010, as reported in Form 10, were omitted.

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

Cash and Equivalents

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

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Recently Issued and Newly Adopted Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The new guidance is intended to assist creditors in determining when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”), in order to address current diversity in practice and lead to more consistent application of accounting principles.  In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in the update.  The guidance in the update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.   The adoption of this ASU is not expected to have any impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption of this ASU is not expected to have any impact on the Company’s financial position or results of operations.

 In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”). Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $32,084.  The Company has negative working capital of $8,413 which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

 The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan.  As of June 30, 2011, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.

As of June 30, 2011, the Company issued 7,500,000 common shares for $750 at par value of $0.0001. Total proceeds were used to pay advances from related party.

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

On April 28, 2011, the Company incorporated a wholly-owned subsidiary under the name “China Renewable Construction Materials Inc.” under the laws of the State of Delaware for the purpose of effecting a short-form merger to change the name of the Company to “China Renewable Construction Materials Inc.” On May 3, 2011, China Renewable Construction Materials Inc. was merged with and into the Company, with the Company continuing as the surviving corporation and adopting the name “China Renewable Construction Materials Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

Company had no assets as of June 30, 2011.  This compares with assets of $5,000 comprised exclusively of prepaid insurance as of September 30, 2010. As of June 30, 2011, the Company had current liabilities equal to $8,413, comprised of accounts payable. This compares with current liabilities of $750, comprised exclusively of accounts payable, as of September 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2011 and 2010 and the cumulative period from February 19, 2010 (Inception) to June 30, 2011:

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010	For the Cumulative Period from February 19, 2010 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$(12,119)	$(10,802)	$(23,671)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$12,119	$10,802	$23,671
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

The Company has nominal assets and has not generated any revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended June 30, 2011, the Company had a net loss of $4,400 and $24,782, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 on November 9, 2010 and the filing of the Company’s periodic reports.

For the three and nine months ended June 30, 2010, the Company had a net loss of $400 and $5,802, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company.

For the period February 19, 2010 (Inception) to June 30, 2011, the Company had a net loss of $32,084 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic filings.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

**3.2	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on May 3, 2011

*3.3	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Dated: August 22, 2011	CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

	By:	/s/ Chi Wu
Chi Wu
President