Form 10-Q/A
period 2011-06-30
China Renewable Construction Materials Inc.
filed 2011-09-13
CIK 1504877

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of September 6, 2011.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

- INDEX -

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2011 (Unaudited) and September 30, 2010	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended June 30, 2011 and 2010 and the Cumulative Period from February 19, 2010 (Inception) to June 30, 2011	3

	Statement of Stockholders’ Deficit from February 19, 2010 (Inception) to June 30, 2011 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2011 and 2010 and the Cumulative Period from February 19, 2010 (Inception) to June 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

EXPLANATORY NOTE

This amendment on Form 10-Q/A (Amendment No. 1) to our quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 22, 2011 (the “Original Filing”), is filed to amend Items 1 and 2 in order to correct certain inaccuracies with respect to the financial statements and other financial information that were inadvertently filed in the Original Filing and include interactive data files required to be submitted pursuant to Rule 405 of Regulation S-T.

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

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2011 (Unaudited)	2010

ASSETS
Current assets
Prepaid expenses	$-	$5,000
Total assets	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$8,413	$750
Total current liabilities	8,413	750

Long term liabilities
Advances from related party	23,206	10,802
Total liabilities	31,619	11,552

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(32,369)	(7,302)
Total stockholders' deficit	(31,619)	(6,552)
Total liabilities and stockholders’ deficit	$-	$5,000

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
					February 19,
					2010
	Three months ended		Nine months ended		(Inception)
					through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Expenses
Filing fee	$2,272	$-	$3,116	$402	$3,518
Accounting fees	538	400	788	400	2,688
Agent fees	-	-	99	-	99
Tax expense	-	-	439	-	439
Legal fees	1,875	-	20,625	5,000	25,625
Net loss	$4,685	$400	$25,067	$5,802	$32,369

Loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)
From February 19, 2010 (Inception) to June 30, 2011
(Unaudited)

			Accumulated
			Deficit
	Common Shares		during the
	Number	Amount	Development	Total
			Stage

Founder`s Shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(25,067)	(25,067)
Balance, June 30, 2011	7,500,000	$750	$(32,369)	$(31,619)

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended		February 19, 2010 (Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,067)	$(5,802)	$(32,369)
Change in operating assets and liabilities:			-
Prepaid expenses	5,000	(5,000)	-
Accounts payable	7,663	-	8,413
Net cash used by operating activities	(12,404)	(10,802)	(23,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	750	750
Net advances from related party	12,404	10,052	23,206
Net cash provided by financing activities	12,404	10,802	23,956

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

China Renewable Construction Materials Inc., formerly Plato Star Acquisition Corp.1, (the “Company”) was organized on February 19, 2010 as a Delaware corporation with fiscal year ending September 30. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

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

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $32,369.  The Company has negative working capital of $8,413 which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events pursuant to ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2011 and 2010 and the cumulative period from February 19, 2010 (Inception) to June 30, 2011:

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010	For the Cumulative Period from February 19, 2010 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$(12,404)	$(10,802)	$(23,956)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$12,404	$10,802	$23,956
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

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

For the three and nine months ended June 30, 2011, the Company had a net loss of $4,685 and $25,067, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 on November 9, 2010 and the filing of the Company’s periodic reports.

For the three and nine months ended June 30, 2010, the Company had a net loss of $400 and $5,802, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company.

For the period February 19, 2010 (Inception) to June 30, 2011, the Company had a net loss of $32,369 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic filings.

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

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 9, 2010, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

Dated: September 13, 2011	By:	/s/ Chi Wu
Chi Wu
President