Form 10-K
period 2011-09-30
China Renewable Construction Materials Inc.
filed 2012-01-13
CIK 1504877

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54177

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	27-3828450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 E. Valley Blvd. #326, San Gabriel, CA 91776

  (Address of principal executive offices)

(626) 589-6866

  (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒  No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer (Do not check if a smaller reporting company.)	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of September 30, 2011 and as of the date hereof there are no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 13, 2012, there were 7,500,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Renewable Construction Materials, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

China Renewable Construction Materials, Inc. (the "Company") was incorporated in the State of Delaware on February 19, 2010 under the name “Plato Star Acquisition Corp. 1” and maintains its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected September 30 as its fiscal year end.

On May 3, 2011, the Company completed a merger (the "Merger") pursuant to which the Company's wholly owned subsidiary, China Renewable Construction Materials, Inc. was merged with and into the Company.  In connection with the Merger, the Company adopted the name “China Renewable Construction Materials Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our management is engaged in outside business activities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our management, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of September 30, 2011 and as of the date of this report, there are 3 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2011.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $750 in assets. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $750, comprised exclusively of prepaid expenses.  This compares with assets of $5,000, comprised exclusively of prepaid expenses, as of September 30, 2010. The Company’s liabilities as of September 30, 2011 were $44,564, comprised of accounts payable and long-term advances from related party of $15,501 and $29,063, respectively. This compares with total liabilities of $11,552, comprised of $750 and $10,802 in accounts payable and long-term advances from related party, respectively, as of September 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2011 and 2010 and for the cumulative period from February 19, 2010 (Inception) to September 30, 2011.

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	For the Cumulative Period from February 19, 2010 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$-	$(750)	$(750)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	750	750
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2011, the Company had a net loss of $37,262, consisting of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the fiscal year ended September 30, 2010, the Company had a net loss of $7,302, comprised of legal, filing, accounting, and audit fees incurred in relation to the preparation of the Company’s Registration Statement on Form 10 in November of 2010.

For the cumulative period from February 19, 2010 (Inception) to September 30, 2011, the Company had a net loss of $44,564, comprised exclusively of legal, filing, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in November of 2010, and the filing of the Company’s quarterly and annual reports in connection with its periodic reporting obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

China Renewable Construction Materials, INC.
 (A Development Stage Company)
FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of September 30, 2011 and September 30, 2010	F-3

Statements of Operations for the years ended September 30, 2011 and 2010 and the Cumulative Period from February 19, 2010 (Date of Inception) to September 30, 2011	F-4

Statement of Stockholders’ Deficit for the Period from February 19, 2010 (Date of Inception) to September 30, 2011	F-5

Statements of Cash Flows for the years ended September 30, 2011 and 2010 and the Cumulative Period from February 19, 2010 (Date of Inception) to September 30, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Renewable Construction Materials, Inc.

We have audited the accompanying balance sheets of China Renewable Construction Materials, Inc. (a Development Stage Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2011, the period from February 19, 2010 (inception) through September 30, 2010 and the period from February 19, 2010 (inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Renewable Construction Materials, Inc. (a Development Stage Company) as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended September 30, 2011, the period from February 19, 2010 (inception) through September 30, 2010 and the period from February 19, 2010 (inception) through September 30, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated loss since inception of 44,564 and a negative working capital of $14,751. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California

January 13, 2012

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	September 30,
	2011	2010
ASSETS
Current assets
Prepaid expenses	$750	$5,000
Total assets	$750	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$15,501	$750
Total current liabilities	15,501	750

Long term liabilities
Advances from related party	29,063	10,802
Total liabilities	44,564	11,552

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(44,564)	(7,302)
Total stockholders' deficit	(43,814)	(6,552)
Total liabilities and stockholders’ equity	$750	$5,000

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended September 30, 2011	Year Ended September 30, 2010	February 9, 2010 (Date of Inception) to September 30, 2011

Expenses

Filing fees	$4,392	$402	$4,794
Accounting fees	2,813	1,900	4,713
Agent fees	1,118	-	1,118
Tax expense	439	-	439
Legal fees	28,500	5,000	33,500
Total operating expenses	37,262	7,302	44,564

Net loss	$(37,262)	$(7,302)	$(44,564)
Loss per common share:
Loss per common share- basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S DEFICIT
From February 19, 2010 (Inception) to September 30, 2011

			Accumulated
			Deficit
			during the
	Common Shares		Development
	Number	Amount	Stage	Total

Founder Shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(37,262)	(37,262)
Balance, September 30, 2011	7,500,000	$750	$(44,564)	$(43,814)

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			February 19, 2010
	Year Ended	Year Ended	(Date of Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,262)	$(7,302)	$(44,564)
Adjustment to reconcile net loss to net cash
used by operating activities:
Company expenses paid by shareholders	18,261	10,802	29,063
Change in operating assets and liabilities:
Prepaid expenses	4,250	(5,000)	(750)
Accounts payable	14,751	750	15,501
Net cash used by operating activities	-	(750)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	750	750
Net advances from related party	-	-	-
Net cash provided by financing activities	-	750	750

NET CHANGE IN CASH AND CASH EQUIVALENTS
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities

The Company is presently in the development stage with no revenue. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those, arising from the development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities reported pursuant to FASB Accounting Standards Codification (“ASC”) 915-10-05, Development Stage Entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per share are computed by dividing the net earnings (loss) attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted net earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $44,564.  The Company has negative working capital of $14,751 which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.

As of September 30, 2011, the Company issued 7,500,000 common shares for $750 at par value of $0.0001. Total proceeds were used to pay advances from related party.

NOTE 5 – RELATED PARTY

One of the Company’s shareholders advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. The advances are unsecured, with no interest and are not expected to be repaid within the next 12 months.

NOTE 6 – FAIR VALUE MEASUREMENTS

The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels are as follows:

●	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

●
Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

●	Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses and accounts payable approximated fair value because of the relatively short maturity of these instruments. Cash equivalents include only those investments having a maturity date of three months or less at the time of purchase. The carrying values of other financial instruments approximate their respective fair values.

NOTE 7 – INCOME TAXES

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  During the years ended September 30, 2011 and 2010, the Company had operating losses of $37,262 and $7,302, respectively. The cumulative net operating loss carryforward as of September 30, 2011, was $44,564. The statutory tax rate for fiscal years 2011 and 2010 is 35%. The significant components of the deferred tax asset as of September 30, 2011 and 2010 are as follows:

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	2011	2010

Loss carryforwards	$13,042	$2,556
Less - Valuation allowance	(13,042)	(2,556)
Total net deferred tax assets	$-	$-

NOTE 8 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events pursuant to ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

On September 23, 2011, in a private transaction between the parties, Ko-Hung Wang and China Gate Technology Co., Ltd. sold an aggregate of 3,750,000 shares of Common Stock to Yousan Su.  At the time of the sale, Ko-Hung Wang also resigned as a director of the Company. Yousan Su is a director and owner of Plato Star Group Ltd., another shareholder of the Company.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term
Chi Wu	47	President, Secretary and Director	February 19, 2010 (Inception) thru Present

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Chi Wu, the Company’s President, Secretary, and Director since inception, has served as the President of CBC Consulting Inc., a consulting company specializing in emerging energy technology entities helping clients to get into emerging energy business, to seek reverse mergers or alternative public offerings, to look for merger and acquisition targets since December 2007. His clients include both private and public companies, in the fields of alternative energy, biomedical technology, and optoelectronics. Prior to joining CBC Consulting Inc., from 2005 until 2007, Mr. Wu served as CEO and President of Premier Optoelectronics Inc., a research and manufacturing company with operations in both USA and China. Mr. Wu also served as various senior research and technical management position including VP of Research and Development at SWT Optical Communication Limited from 2003 to 2005, President, CEO and board director of LightCross Inc. from 2000 to 2002, principle investigator and task manager at NASA’s Jet Propulsion Lab at California Institute of Technology from 1997 to 2000, and senior scientist and project leader at Nortel Networks, in Canada from 1992 to 1997. Mr. Wu served as an advisor to the Department of Information Technology of Fujian Province from 2005 to 2007 and Director of Joint Research Lab of Institute of Semiconductors of Chinese Academy of Sciences and Premier Optoelectronics from 2006 to 2007 . Mr. Wu also serves as the sole officer and director of CBC Acquisition Corp. 1 and 5V, Inc., each of which are blank check SEC reporting companies. He received his Ph.D. degree in the field of electrical and computer engineering from University of Toronto, Canada, and  his M.Sc. degree from Chinese Academy of Sciences in Beijing, China. Mr. Wu’s past experience in the reverse merger industry will be beneficial to the Company as it seeks a business combination target.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)  Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(e)  Prior Blank Check Company Experience

Mr. Wu also serves as the sole officer and director of CBC Acquisition Corp. 1 and 5V, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2011 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Name	Form	No. of Late Reports

Ko-Hung Wang	Form 4	1

Yousan Su	Form 4	1

China Gate Technology Co. Ltd.	Form 4	1

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11.	Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2011 and 2010.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Chi Wu President, Secretary and Sole Director	2011 2010	None None	None None	None None	None None

Ko-Hung Wang Former Director	2011 2010	None None	None None	None None	None None

The Company's officers and directors have not received any cash or other compensation since inception.  They will not receive any compensation until the consummation of an acquisition.  No compensation of any nature has been paid for on account of services rendered by a director in such capacity.  Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 13, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Plato Star Group Limited Suite 2-901, Building 5, Beichen Green Garden Beiyuan Road, Chaoyang District Beijing, China 100107	3,675,000		49%

Chi Wu (1) 745 E. Valley Blvd. # 326 San Gabriel, CA 91776	3,750,000	(2)	50%

Yousan Su STE. 2-901, Blding 5 Beichen Green Garden Beiyuan Road, Chaoying District Beijing F4 100107	7,350,000	(3)	99%

All Officers and Directors as a group (1 individual)	3,750,000		50%

-----------
(1)	Chi Wu serves as President, Secretary, and sole director of the Company.
(2)
Represents 75,000 shares of Common Stock owned of record by Chi Wu and 3,675,000 shares of Common Stock owned of record by Plato Star Group Limited. Chi Wu is the sole officer and director of Plato Star Group Limited and owns 4% of the outstanding interests of Plato Star Group Limited. Chi Wu shares voting and investment control with Yousan Sou, a director and owner of 92% of the outstanding interests of Plato Star Group Limited and Yushien Wang, the owner of 4% of the outstanding interests of Plato Star Group Ltd.  Each of Chi Wu, Yousan Sou and Yushien Wang may be deemed to beneficially own the shares of Common Stock owned of record by Plato Star Group Limited.

(3)	Represents 3,675,000 shares of Common Stock owned of record by Yousan Su and 3,675,000 shares of Common Stock owned of record by Plato Star Group Ltd. Yousan Sou is a director and owner of 92% of the outstanding interests of Plato Star Group Limited and may be deemed to beneficially own the shares of Common Stock owned of record by Plato Star Group Limited.

(b)    The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and sole director at no cost.  Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Goldman Kurland and Mohidin, LLP (“GKM”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by GKM for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $3,000 for the fiscal year ended September 30, 2011 and $ 1,500 for the fiscal year Ended September 30, 2010.

Audit-Related Fees

There were no fees billed by GKM for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2011 and September 30, 2010.

Tax Fees

There were no fees billed by GKM for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2011 and 2010.

All Other Fees

There were no fees billed by GKM for other products and services for the fiscal years ended September 30, 2011 and 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Changes in Stockholder’s Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7
---------------
*Page F-1 follows page 8 to this annual report on Form 10-K

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

* 3.2	By-laws.

** 3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 20, 2007, and incorporated herein by this reference.

**	Filed as an Exhibit to the Company's Form 8-K Filed with the Securities and Exchange Commission on May 6, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Renewable Construction Materials, Inc.

Dated: January 13, 2012	By:	/s/ Chi Wu
Chi Wu
President and Director
Principal Executive officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2012	By:	/s/ Chi Wu
Chi Wu
President and Director
Principal Executive officer
Principal Financial Officer