Form 10-Q
period 2011-12-31
China Renewable Construction Materials Inc.
filed 2012-02-21
CIK 1504877

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of February 21, 2012.

	CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2011 (Unaudited) and September 30, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2011 and 2010 and the Period from February 19, 2010 (Inception) to December 31, 2011	3

	Statement of Stockholders’ Deficit for the Period from February 19, 2010 (Inception) to December 31, 2011 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2011 and 2010 and the Period from February 19, 2010 (Inception) to December 31, 2011	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended December 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$500	$750
Total assets	$500	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$11,900	$15,501
Advances from related party	39,514	-
Total current liabilities	51,414	15,501

Noncurrent liabilities
Advances from related party	-	29,063
Total liabilities	51,414	44,564

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(51,664)	(44,564)
Total stockholders' deficit	(50,914)	(43,814)
Total liabilities and stockholders’ deficit	$500	$750

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			February 9, 2010 (Inception) to
	Three Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011

Expenses

Filing fees	$600	$844	$5,394
Accounting fees	1,500	-	6,213
Agent fees	-	99	1,118
Tax expense	-	439	439
Legal fees	5,000	11,875	38,500
Total operating expenses	7,100	13,257	51,664

Net loss	$(7,100)	$(13,257)	$(51,664)
Loss per common share:
Loss per common share- basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
From February 19, 2010 (Inception) to December 31, 2011
(Unaudited)

			Accumulated
			Deficit
			During the
	Common Shares		Development
	Number	Amount	Stage	Total
Founder shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(37,262)	(37,262)
Balance, September 30, 2011	7,500,000	$750	$(44,564)	$(43,814)
Net loss	-	-	(7,100)	(7,100)
Balance, December 31, 2011	7,500,000	$750	$(51,664)	$(50,914)

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended		February 19, 2010 (Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,100)	$(13,257)	$(51,664))
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	7,100	-	36,163
Changes in operating assets and liabilities:
Prepaid expenses	250	5,000	(500)
Accounts payable	(250)	7,618	15,251
Net cash used in operating activities	-	(639)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	750
Net advances from related party	-	639	-
Net cash provided by financing activities	-	639	750

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:
Accounts payable by related party	$3,351	$-	$3,351

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

 Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending September 30, 2011, as reported in Form 10-K, were omitted.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Recently Issued and Newly Adopted Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $51,664.  The Company has working capital deficit of $50,914, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan.  As of December 31, 2011, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

As of December 31, 2011, the Company issued 7,500,000 common shares for $750 at par value of $0.0001.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit and filing fees, general office administration and other operating expenses. The advances are unsecured and with no interest, totaling $39,514 and $29,063 as of December 31, 2011 and September 30, 2011, respectively. The Company expects to repay the advances outstanding at December 31, 2011 within the next 12 months.

NOTE 6 – FAIR VALUE MEASUREMENTS

The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels are as follows:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

•	Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of December 31, 2011 and September 30, 2011.

NOTE 7 – SUBSEQUENT EVENTS

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets of $500, comprised exclusively of prepaid expenses.  This compares with assets of $750, comprised exclusively of prepaid expenses as of September 30, 2011. As of December 31, 2011, the Company had total liabilities equal to $51,414, comprised of $11,900 in accounts payable and $39,514 in advances from a related party. This compares with total liabilities of $44,564, comprised of $15,501 in accounts payable and $29,063 in long-term advances from a related party, as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2011 and 2010 and the cumulative period from February 19, 2010 (Inception) to December 31, 2011:
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	For the Cumulative Period from February 19, 2010 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$-	$(639)	$(750)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$639	$750
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2011, the Company had a net loss of $7,100, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended December 31, 2010, the Company had a net loss of $13,257, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 on November 9, 2010 and the filing of the Company’s periodic reports.

For the period February 19, 2010 (Inception) to December 31, 2011, the Company had a net loss of $51,664 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

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

Dated: February 21, 2012	CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

	By:	/s/ Chi Wu
Chi Wu, President