Form 10-Q
period 2012-06-30
China Renewable Construction Materials Inc.
filed 2012-08-07
CIK 1504877

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 8, 2012.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

- INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
BALANCE SHEETS

	June 30,	September 30,
	2012	2011
ASSETS	(Unaudited)
Current assets
Prepaid expenses	$ 250	$ 750
Total assets	$ 250	$ 750

LIABILITIES
Current liabilities
Accounts payable	$ 3,499	$ 15,501
Advances from related party	$ 48,508	-
Total current liabilities	$ 52,007	$ 15,501

Noncurrent liabilities
Advances from related party	-	$ 29,063
Total liabilities	$ 52,007	$ 44,564

Commitments and contingencies
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares o/s	$ 750	$ 750
Deficit accumulated during development stage	$ (52,507)	$ (44,564)
Total stockholders' deficit	$ (51,757)	$ (43,814)
Total liabilities and stockholders’ deficit	$ 250	$ 750

                                                                             The accompanying notes are an integral part of these financial statements

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		Feb. 19, 2010
	June 30,	June 30,	June 30,	June 30,	( Inception)
	2012	2011	2012	2011	to June 30, 2012
Expenses
Filing fees		$ 1,987	$ 2,210	$ 2,831	$ 7,004
Accounting fees	$ -	$ 538	$ 4,494	$ 788	$ 9,207
Agent fees	$ -	-	$ 164	$ 99	$ 1,282
Tax expense	$ -		$ 350	$ 439	$ 789
Legal Fees	$ -	$ 1,875	$ 700	$ 20,625	$ 34,200
Bank Service Charge	$ -		$ 25	-	$ 25
Total operating expenses	$ -	$ 4,400	$ 7,943	$ 24,782	$ 52,507

Net loss	$ -	$ (4,400)	$ (7,943)	$ (24,782)	$ (52,507)
Loss per common share:
Loss per common share- basic and diluted	$ -	$ -	$ -	$ -
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000	7,500,000

                                                                                          The accompanying notes are an integral part of these financial statements

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
From Feb. 19 to Sept.30, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	75,000,000
Issuance of Common Stock, Amount		$ 750		$ 750
Net Profits (Loss)			$ (7,302)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (7,302)	$ (6,552)

From Oct.1, 2010 to Sept. 30, 2011
Beginning Balance, Shares	75,000,000
Beginning Balance, Amount		$ 750	$ (7,302)	$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ (37,262)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (44,564)	$ (43,814)

From Oct.1, 2011 to June 30, 2012
Beginning Balance, Shares	75,000,000
Beginning Balance, Amount		$ 750	$ (44,564)	$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ (7,943)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (52,507)	$ (51,757)

                                                                                        The accompanying notes are an integral part of these financial statements

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended		Feb. 19,2000
	June 30,	June 30,	(Inception) to
	2012	2011	June 30,2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,943)	$ (24,782)	$ (52,507)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	$ 7,943	-	$ 37,006
Changes in operating assets and liabilities:
Prepaid expenses	$ 500	$ 5,000	$ (250)
Accounts payable	$ (500)	$ 7,663	$ 15,001
Net cash used in operating activities	-	$ (12,119)	$ (750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	$ 750
Net advances from related party	-	$ 12,119	-
Net cash provided by financing activities	-	$ 12,119	$ 750

NET CHANGE IN CASH AND EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	-	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	-		$-
Income taxes	-		$-

Noncash investing and financing activities:
Accounts payable by related party	$ 11,502	$	$ 11,502

                                                                                   The accompanying notes are an integral part of these financial statements

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(For the Period of June 30, 2012 and 2011)

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

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan. As of June 30, 2012, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. As of June 30, 2012, the Company issued 7,500,000 common shares outstanding.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit and filing fees, general office administration and other operating expenses. The advances are unsecured and with no interest, totaling $48,508 and $29,063 as of June 30, 2012 and September 30, 2011, respectively.

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

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of June 30, 2012 and September 30, 2011.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company has nominal assets and has not generated any revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. Mr. Chi Wu, officer of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Results of Operations

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

For the period February 19, 2010 (Inception) to June 30, 2012, the Company had a net loss of $52,507 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

                There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                  None.

Item 3. Defaults Upon Senior Securities.

                None.

Item 4. Mine Safety Disclosures.

               None.

Item 5. Other Information.

                 None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.
*3.2	By-Laws.
31	Section 302 Certification of CEO and CFO.
32	Section 906 Certification of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 9, 2010, and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2012                                                                                                                                                         CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

                                                                     By: /s/ Chi Wu

                                                                  Chi Wu, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                                                     Title                                                                                                Date

By:/s/ Chi Wu                                              Principal Executive Officer, CEO                                            August 8, 2012

           Chi Wu                                               Principal Accounting Officer, CFO                                     August 8, 2012