Form 10-Q
period 2012-12-31
China Renewable Construction Materials Inc.
filed 2013-02-13
CIK 1504877

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of February 12, 2013.

CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

- INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.

BALANCE SHEETS (Unaudited)
	December 31,	September 30,
	2012	2012
ASSETS
Current assets
Prepaid expenses	$ 250	$ 250
Total assets	$ 250	$ 750

LIABILITIES
Current liabilities
Accounts payable	$ 3,499	$ 3,499
Advances from related party	$ 48,508	$ 48,508
Total current liabilities	$ 52,007	$ 52,007

Noncurrent liabilities
Advances from related party	-	$
Total liabilities	$ 52,007	$ 52,007

Commitments and contingencies
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares o/s	$ 750	$ 750
Deficit accumulated during development stage	$ (52,507)	$ (52,507)
Total stockholders' deficit	$ (51,757)	$ (51,757)
Total liabilities and stockholders’ deficit	$ 250	$ 250

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Three Months Ended		Feb. 19, 2010
	December 31,	December 31,	( Inception)
	2012	2011	to December 31, 2012
Expenses
Filing fees		$ 600	$ 7,004
Accounting fees	$ -	$ 1500	$ 9,207
Agent fees	$ -	-	$ 1,282
Tax expense	$ -		$ 789
Legal Fees	$ -	$ 5,000	$ 34,200
Bank Service Charge	$ -		$ 25
Total operating expenses	$ -	$ 7,100	$ 52,507

Net loss	$ -	$ (7,100)	$ (52,507)
Loss per common share:
Loss per common share- basic and diluted	$ -	$ -
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.

STATEMENTS OF CASH FLOWS
	Three Months Ended		Feb. 19,2000
	December 31,	December 31,	(Inception) to
	2012	2011	December 31,2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 0	$ (7,100)	$ (52,507)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	$ 0	7100	$ 37,006
Changes in operating assets and liabilities:
Prepaid expenses	$	$ 250	$ (250)
Accounts payable	$	$ (250)	$ 15,001
Net cash used in operating activities	-	$ 0	$ (750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	$ 750
Net advances from related party	-		$-
Net cash provided by financing activities	-	$	$ 750

NET CHANGE IN CASH AND EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	-	-	-
Supplemental disclosure of cash flow information:
Interest	-		$-
Income taxes	-		$-

Noncash investing and financing activities:
Accounts payable by related party	$	$ 3,351	$ 11,502

CHINA RENEWABLE CONSTRUCTION MATERIALS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(For the Period of December 31, 2012 and 2011)

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

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan. As of December 31, 2012, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. As of December 31, 2012, the Company issued 7,500,000 common shares outstanding.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit and filing fees, general office administration and other operating expenses. The advances are unsecured and with no interest, totaling $48,508 and $48,508 as of December 31, 2012 and September 30, 2012, respectively.

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

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of December 31, 2012 and September 30, 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company has nominal assets and has not generated any revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. Mr. Chi Wu, officer of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

For the period February 19, 2010 (Inception) to December 31, 2012, the Company had a net loss of $52,507 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: February 12, 2013 CHINA RENEWABLE CONSTRUCTION MATERIALS INC.

By: /s/ Chi Wu

Chi Wu, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Name                                                                                                                     Title                                                                                      Date

By:/s/ Chi Wu                                                                                                  Principal Executive Officer, CEO                                           February 12, 2013

        Chi Wu                                                                                                Principal Accounting Officer, CFO                                February 12, 2013